Form 10-K/A
period 2001-12-31
COMMERCIAL MORT P TH CERTS SER 2001-CP4
filed 2002-12-18
CIK 1157290

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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

                                                    52-2338554
                                                    52-2338555
                                                    52-7184017
                                                    52-2338552
   New York                                         52-2338553
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 20, 2002 on behalf of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 2001-CP4 established pursuant to the Pooling and Servicing Agreement among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Midland Loan Services, Inc., as Servicer, Lennar Partners, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee pursuant to which Credit Suisse First Boston Mortgage Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-CP4 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, December 03, 2001, and January 02, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    Credit Suisse First Boston Mortgage Securities Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2001-CP4
    (Registrant)




  Signed:  Well Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2001-CP4.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Lennar Partners, Inc., as Special Servicer <F1>
     b) Midland Loan Services, Inc., as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Lennar Partners, Inc., as Special Servicer <F1>
     b) Midland Loan Services, Inc., as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Tel: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com

Deloitte
& Touche (LOGO)

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2001 included In the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


February 15, 2002

Deloitte
Touche
Tohmatsu (LOGO)


EX 99.1 (b)

Ernst & Young (logo)


Ernst & Young LLP
One Kansas City Place
1200 Main Street
Kansas City, Missouri 64105-2143
Phone: (816) 474-5200
www.ey.com

Report on Management's Assertion on Compliance
With the Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

The Audit Committee
The PNC Financial Services Group, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MIS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards V4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2001. Management is responsible for MLS's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about MLS's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with specified requirements.

In our opinion, management's assertion that MLS complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.

February 15, 2002


EX 99.2 (a)

LENNAR PARTNERS
An LNR Company

March 1, 2002

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Park-way
Columbia, MD 21044-3562
Attention: Corporate Trust Services (CMBS)

Re:     Annual Independent Public Accountant's Servicing Report
        Corporate Trust Services (CMBS)-Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

To whom it may concern:

As of and for the year ended December 31, 2001, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $ 10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

Susan K. Chapman
Vice President

cc:     Credit Suisse First Boston Mortgage Securities Corp.
        11 Madison Avenue
        New York, NY 10010
        Attention: Allan J. Baum
        cc: Pamela McCormack, Esq.,
            Compliance Department

        Fitch
        One State Street Plaza
        New York, New York 10004
        Attention: Commercial Mortgage Monitoring Group

        Standard and Poor's Ratings Services
        55 Water Street
        New York, New York 10041
        Attention: CMBS Surveillance Group

760 Northwest 107th Avenue * Suite 400  Miami,Florida 33172
Telephone: (305) 220-4300 - Fax: (305) 226-3428


EX 99.2 (b)

MIDLANDLOANSERVICES  (logo)

Management's Assertion on Compliance with the Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc..
(PNC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, PNC had in effect a Fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $75,000,000.

MIDLAND LOAN SERVICES, INC.

Steven W. Smith
Executive Vice President

Vincent E. Beckett
Senior Vice President

February 15, 2002



A PNC Real Estate Finance Company

210 West 10th Street
Kansas City Missouri 64105

www-midlandls.com
816 435 5000 T
816 435 2326 F


EX-99.3 (a)

CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement dated as of August 1, 2001, (the "Agreement"), by and among Credit Suisse First Boston Mortgage Securities Corp., as
Depositor, Midland Loan Services, Inc., as Servicer, Wells Fargo Bank Minnesota,
N. A., as Trustee, and Lennar Partners, Inc., as Special Servicer
(CSFB 2001-CP4)

The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS,
INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the servicing operations of the company during the year ended December 31, 2001 and of its performance under the Agreement has been made under my supervision; (ii) to the best of my knowledge, based on such review, the company has fulfilled all of its obligations under the Agreement in all material respects throughout such period ended December 31, 2001, (iii) the Company has not appointed any Sub-Servicer or engaged in any Sub-Servicing agreements pursuant to which the Sub-Servicers have any obligations to fulfill, and, (iv) the Company has received no notice regarding qualification, or challenging the status, of any Trust REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2002.

Ronald E. Schrager
Vice President
Lennar Partners, Inc.


OC CSFB 2001-CP4

EX 99.3 (b)

MIDLANDLOANSERVICES    (logo)

April 8, 2002

Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
11000 Broken Land Parkway
Columbia, MD
USA          21044-3562

Via UPS
(410) 884-2194


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, 2001-CP4 Trust and Servicing Agreement

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Trust and Servicing Agreement governing the referenced Trust (the "TSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the TSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the TSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the TSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.



Charles J. Sipple                  4-8-02
Executive Vice Presient            Date

A PNC Real Estate Finance Company
210 West 10th Street Kansas City Missouri 64105

www.midlandls.com 816 435 5000 T 816 435 2326 F